Form 10QSB
period 2001-03-31
BUSINESS TO BUSINESS INC
filed 2001-08-23
CIK 1101092

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2001
                                                -----------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                        For the transition period from to
                        Commission file number 000-28533
                                               ----------

                           BUSINESS TO BUSINESS, INC.
 ------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

            Wyoming                                          86-0970133
-------------------------------------------------------------------------------
   (State or other jurisdiction                           (IRS Employer
of incorporation or organization)                        Identification No.)

                11601 East Lusitano Place, Tucson, Arizona, 85748
  ----------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (520) 577-1516
                            Issuer's telephone number


         (Former name, former address and former fiscal year, if changed since last report.)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: March 31, 2001 1,000,000


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I


Item 1.  Financial Statements


                         INDEPENDENT ACCOUNTANT'S REPORT


Business to Business, Inc.
(A Development Stage Company)


         We have reviewed the accompanying balance sheets of Business to Business, Inc. (a development stage company) as of March 31, 2001 and September 30, 2000 and the related statements of operations for the three and six month periods ended March 31, 2001 and 2000 and cash flows for the six month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

                                                    Respectfully submitted



                                                    /S/ ROBISON, HILL & CO.
                                                    Certified Public Accountants

Salt Lake City, Utah
July 25, 2001

                           BUSINESS TO BUSINESS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                 March 31,         September 30,
                                                                                    2001                2000
                                                                             ------------------  ------------------
Assets:                                                                      $            --     $             --
                                                                             ==================  ==================

Liabilities - Accounts Payable                                               $            1,672  $              511
                                                                             ------------------  ------------------

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 1,000,000 Shares at March 31, 2001
    and September 30, 2000                                                                1,000               1,000
  Paid-In Capital                                                                         3,335               2,824
  Retained Deficit                                                                       (1,075)             (1,075)
  Deficit Accumulated During the
    Development Stage                                                                    (4,932)             (3,260)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                          (1,672)               (511)
                                                                             ------------------  ------------------

     Total Liabilities and
       Stockholders' Equity                                                  $             --    $             --
                                                                             ==================  ==================
















                 See accompanying notes and accountants' report.

                           BUSINESS TO BUSINESS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                                        Cumulative
                                                                                       since October
                                                                                         20, 1999
                                                                                        Inception
                               For the three months ended   For the six months ended       of
                                         March 31,                  March 31,          development
                                 ------------------------   ------------------------
                                    2001          2000         2001          2000         stage
                                 ----------    ----------   ----------    ----------    ----------
Revenues: ....................   $     --      $     --     $     --      $     --      $     --

Expenses: ....................        1,672          --          1,672           880         4,932
                                 ----------    ----------   ----------    ----------    ----------

     Net Loss ................   $   (1,672)   $     --     $   (1,672)   $     (880)   $   (4,932)
                                 ==========    ==========   ==========    ==========    ==========

Basic & Diluted loss per share   $     --      $     --      $     --      $     --
                                 ==========    ==========    ==========    ==========










                 See accompanying notes and accountants' report.

                           BUSINESS TO BUSINESS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                     Cumulative
                                                                                                   since October
                                                                                                      20, 1999
                                                                For the six months ended            Inception of
                                                                        March 31,                   Development
                                                          -------------------------------------
                                                                2001                2000               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $          (1,672) $             (880) $           (4,932)
Increase (Decrease) in Accounts Payable                               1,161                                   1,672
                                                          -----------------  ------------------  ------------------
  Net Cash Used in operating activities                                (511)               (880)             (3,260)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities                                 -                   -                   -
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Capital contributed by shareholder                                      511                 880               3,260
                                                          -----------------  ------------------  ------------------
Net Cash Provided by
  Financing Activities                                                  511                 880               3,260
                                                          -----------------  ------------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                               -                   -                   -
Cash and Cash Equivalents
  at Beginning of Period                                                  -                   -                   -
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents
  at End of Period                                        $               -  $                -  $                -
                                                          =================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                $               -  $                -  $                -
  Franchise and income taxes                              $               -  $                -  $               25

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None




                 See accompanying notes and accountants' report.

                           BUSINESS TO BUSINESS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND 2000

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

Interim Reporting

         The unaudited financial statements as of March 31, 2001 and for the six month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Wyoming on July 11, 1997. The Company ceased all operating activities during the period from July 11, 1997 to October 20, 1999 and was considered dormant. Since October 20, 1999, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

         The Company has no products or services as of March 31, 2001. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of six months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

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

                           BUSINESS TO BUSINESS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                              ------              ------               ------
                                                           (Numerator)         (Denominator)

                                                                 For the three months ended March 31, 2001
                                                                 -----------------------------------------
Basic Loss per Share
Loss to common shareholders                             $           (1,672)           1,000,000  $                -
                                                        ==================  ===================  ==================


                                                                 For the three months ended March 31, 2000
                                                                 -----------------------------------------
Basic Loss per Share
Loss to common shareholders                             $                -            1,000,000  $                -
                                                        ==================  ===================  ==================

                                                                  For the six months ended March 31, 2001
                                                                  ---------------------------------------
                                                                            ===================  ==================
Basic Loss per Share
Loss to common shareholders                             $           (1,672)           1,000,000  $                -
                                                        ==================  ===================  ==================


                                                                  For the six months ended March 31, 2000
                                                                  ---------------------------------------
Basic Loss per Share
Loss to common shareholders                             $             (880)           1,000,000  $                -
                                                        ==================  ===================  ==================

         The  effect  of   outstanding   common  stock   equivalents   would  be
anti-dilutive for March 31, 2001 and 2000 and are thus not considered.

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Reclassification

         Certain   reclassifications  have  been  made  in  the  2000  financial statements to conform with the March 31, 2001 presentation.

                           BUSINESS TO BUSINESS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Continued)

NOTE 2 - INCOME TAXES

         As of March 31, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $6,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

         The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

         As of March 31, 2001 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

Results of Operations

         The Company had no sales or sales revenues for the six months ended March 31, 2001 or 2000 because it is a shell company that has not had any business operations for the past six years.

         The Company had no costs of sales revenues for the six months ended March 31, 2001 or 2000 because it is a shell company that has not had any business operations for the past six years. The Company had no general and administrative expenses for the six month period ended March 31, 2001 or for the same period in 2000.

         The Company recorded net loss of $1,672 for the six months ended March 31, 2001 compared to $880 loss for the same period in 2000.

Capital Resources and Liquidity

         At March 31, 2001, the Company had total current assets of $0 and total assets of $0 as compared to $0 current assets and $0 total assets at September 30, 2000. The Company had a net working capital deficit of $1,672 and $511 at March 31, 2001 and September 30, 2000.

         Net stockholders' deficit in the Company was $1,672 and $511 as of March 31, 2001 and September 30, 2000.

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

Business to Business, Inc.


/s/ Daniel L. Hodges
--------------------------
Daniel L. Hodges
President/CFO and Director

August 22, 2001