Form 10KSB
period 2001-09-30
BUSINESS TO BUSINESS INC
filed 2001-12-28
CIK 1101092

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 2001.
                                  -------------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ------------ to ------------.

        Commission file number:  000-28533
                                -----------

                           BUSINESS TO BUSINESS, INC.
                     --------------------------------------
        (Exact name of small business issuer as specified in its charter)



                    Wyoming                               86-0970133
        (State or other jurisdiction of     (I.R.S. Employer Identification No.)
         incorporation or organization)

                   11601 East Lusitano Place, Tucson, AZ 85748
                   ------------------------------------------
               (Address of principal executive office) (Zip Code)

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

At September 30, 2001, the aggregate market value of all shares of voting stock held by non- affiliates was $0.00. In determining this figure, the Registrant has assumed that all directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose. The number of shares outstanding of each class of the Registrant's common stock, as of September 30, 2001, was as follows: Common Stock $.001 par value, 1,000,000 shares.

Total revenues for fiscal year ended September 30, 2001: $0

At September 30, 2001, the number of shares of common stock outstanding was 1,000,000.

Transitional Small Business Disclosure Format (check one): Yes  ; No X
                                                              --    ----

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

LIQUIDITY AND CAPITAL RESOURCES

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of September 30, 2001, reflects a current asset value of $0.00, and a total asset value of $0.00.

        The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

RESULTS OF OPERATIONS

        During the period from October 20, 1999 through September 30, 2001, the Company has engaged in no significant operations other than organizational activities and preparation for registration of its securities under the Securities Exchange Act of 1934. No revenues were received by the Company during this period.

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

ITEM 11.  SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

        The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 1,000,000 shares of issued and outstanding Common Stock, including options to acquire stock of the Company as of September 30, 2001 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.
                                                       # of
Name and Address                Nature of              Shares
of Beneficial Owners            Ownership              Owned            Percent
Directors

Principal Shareholders


Daniel L. Hodges                 Common               800,000             80.00

Directors and Executive Officers


Daniel L. Hodges                 Common               800,000             80.00

All Executive Officers and
Directors as a Group (1
person)                           Direct               800,000            80.00%
                                  Options              None              None %
                                    Total              800,000            80.00%

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

BUSINESS TO BUSINESS, INC.

By:   /s/ Daniel L. Hodges
   ---------------------------------
      Daniel L. Hodges
      President, Chief Finance Officer and
      Director
Date: December 28, 2001

                           BUSINESS TO BUSINESS, INC.

                          (A Development Stage Company)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT

                           SEPTEMBER 30, 2001 AND 2000

                                           CONTENTS

                                                                                       Page

Independent Auditor's Report...........................................................F - 1

Balance Sheets
  September 30, 2001 and 2000..........................................................F - 2

Statements of Operations
  For the Years Ended September 30, 2001 and 2000......................................F - 3

Statement of Stockholders' Equity
 Since July 11, 1997 (inception) to September 30, 2001.................................F - 4

Statements of Cash Flows
  For the Years Ended September 30, 2001 and 2000......................................F - 5

Notes to Financial Statements..........................................................F - 6

                          INDEPENDENT AUDITOR'S REPORT


Business to Business, Inc.
(A Development Stage Company)


        We have audited the accompanying balance sheets of Business to Business, Inc. (a development stage company) as of September 30, 2001 and 2000, and the related statements of operations and cash flows for the two years ended September 30, 2001 and 2000, and the statement of stockholders' equity from July 11, 1997 (inception) to September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Business to Business, Inc. (a development stage company) as of September 30, 2001 and 2000, and the results of its operations and its cash flows for the two years ended September 30, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

                                                   Respectfully submitted



                                                   /S/ ROBISON, HILL & CO.
                                                   Certified Public Accountants

Salt Lake City, Utah
December 12, 2001

                                  BUSINESS TO BUSINESS, INC.
                                (A Development Stage Company)
                                        BALANCE SHEETS

                                                          September 30,
                                                 --------------------------------
                                                      2001             2000
                                                 --------------  ----------------

Assets:                                          $            -  $              -
                                                 ==============  ================

Liabilities - Accounts Payable                   $          532  $            511
                                                 --------------  ----------------

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 1,000,000 shares at September 30,
    2001 and 2000                                         1,000             1,000
  Paid-In Capital                                         5,057             2,824
  Retained Deficit                                       (1,075)           (1,075)
  Deficit Accumulated During the
    Development Stage                                    (5,514)           (3,260)
                                                 --------------  ----------------

     Total Stockholders' Equity                            (532)             (511)
                                                 --------------  ----------------

     Total Liabilities and
       Stockholders' Equity                      $            -  $              -
                                                 ==============  ================















          The accompanying notes are an integral part of these financial statements.

                                  BUSINESS TO BUSINESS, INC.
                                (A Development Stage Company)
                                   STATEMENTS OF OPERATIONS




                                                                   Cumulative
                                                                      since
                                                                   October 20,
                                                                      1999
                                       For the year ended         inception of
                                         September 30,             development
                                ------------------------------
                                     2001            2000            stage
                                --------------  --------------  ---------------
Revenues:                       $            -  $            -  $             -

Expenses:                                2,254           3,260            5,514
                                --------------  --------------  ---------------

     Net Loss                   $       (2,254) $       (3,260) $        (5,514)
                                ==============  ==============  ===============

Basic & Diluted loss per share  $            -  $            -
                                ==============  ==============
























          The accompanying notes are an integral part of these financial statements.

                           BUSINESS TO BUSINESS, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
              SINCE JULY 11, 1997 (INCEPTION) TO SEPTEMBER 30, 2001

                                                                                          Deficit
                                                                                        Accumulated
                                                                                          During
                                          Common Stock          Paid-In    Retained     Development
                                       Shares      Par Value    Capital     Deficit        Stage
                                    ------------  -----------  ---------  -----------  -------------
Balance at July 11, 1997
(inception)                                    -  $         -  $       -  $         -  $           -

Net Loss                                       -            -          -       (1,025)             -
                                    ------------  -----------  ---------  -----------  -------------

Balance at September 30, 1997                  -            -          -       (1,025)             -

November 4, 1997 Issuance of
Stock for Services and payment
 of Accounts Payable                       1,000        1,000          -            -              -

Net Loss                                       -            -          -          (25)             -
                                    ------------  -----------  ---------  -----------  -------------

Balance at September 30, 1998
 As Originally Reported                    1,000        1,000          -       (1,050)             -

Retroactive adjustment for 1,000
 to 1 stock split October 20, 1999       999,000            -          -            -              -
                                    ------------  -----------  ---------  -----------  -------------

Restated balance October 1, 1998       1,000,000        1,000          -       (1,050)             -

Capital contributed by shareholder             -            -         75            -              -
Net Loss                                       -            -          -          (25)             -
                                    ------------  -----------  ---------  -----------  -------------

Balance at September 30, 1999          1,000,000        1,000         75       (1,075)                  -

Capital contributed by shareholder             -            -      2,749            -              -
Net Loss                                       -            -          -            -         (3,260)
                                    ------------  -----------  ---------  -----------  -------------

Balance at September 30, 2000          1,000,000        1,000      2,824       (1,075)        (3,260)

Capital contributed by shareholder             -            -      2,233            -              -
Net Loss                                       -            -          -            -         (2,254)
                                    ------------  -----------  ---------  -----------  -------------

Balance at September 30, 2001          1,000,000  $     1,000  $   5,057  $    (1,075) $      (5,514)
                                    ============  ===========  =========  ===========  =============



             The accompanying notes are an integral part of these financial statements.

                           BUSINESS TO BUSINESS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                             Cumulative
                                                                                since
                                                                             October 20,
                                                                                1999
                                                 For the years ended        inception of
                                                    September 30,            development
                                            ------------------------------
                                                 2001           2000            stage
                                            -------------- --------------- ---------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                    $       (2,254)$        (3,260)$        (5,514)
Increase (Decrease) in Accounts Payable                 21             511             532
                                            -------------- --------------- ---------------
  Net Cash Used in operating activities             (2,233)         (2,749)         (4,982)
                                            -------------- --------------- ---------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by
  investing activities                                   -               -               -
                                            -------------- --------------- ---------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Capital contributed by shareholder                   2,233           2,749           4,982
                                            -------------- --------------- ---------------
Net Cash Provided by
  Financing Activities                               2,233           2,749           4,982
                                            -------------- --------------- ---------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                              -               -               -
Cash and Cash Equivalents
  at Beginning of Period                                 -               -               -
                                            -------------- --------------- ---------------
Cash and Cash Equivalents
  at End of Period                          $            - $             - $             -
                                            ============== =============== ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                  $            - $             - $             -
  Franchise and income taxes                $           25 $            25 $            25

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None


             The accompanying notes are an integral part of these financial statements.

                           BUSINESS TO BUSINESS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


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

Nature of Business

        The Company has no products or services as of September 30, 2001. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

                           BUSINESS TO BUSINESS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

        The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                  Per-Share
                                                  Income           Shares           Amount
                                                  ------           ------           ------
                                                (Numerator)     (Denominator)

                                                   For the year ended September 30, 2001
Basic Loss per Share
Loss to common shareholders                   $        (2,254)       1,000,000  $            -
                                              ===============  ===============  ==============

                                                   For the year ended September 30, 2000
Basic Loss per Share
Loss to common shareholders                   $        (3,260)       1,000,000  $            -
                                              ===============  ===============  ==============

        The  effect  of   outstanding   common   stock   equivalents   would  be
anti-dilutive for September 30, 2001 and 2000 and are thus not considered.

Concentration of Credit Risk

        The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

NOTE 2 - INCOME TAXES

        As of September 30, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $6,500 that may be offset against future taxable income through 2012. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

                           BUSINESS TO BUSINESS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Continued)

NOTE 3 - DEVELOPMENT STAGE COMPANY

        The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

        As of September 30, 2001 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - STOCK SPLIT

        On October 20, 1999 the Board of Directors authorized 1,000 to 1 stock split, changed the authorized number of shares to 100,000,000 shares and the par value to $.001 for the Company's common stock. As a result of the split, 999,000 shares were issued. All references in the accompanying financial statements to the number of common shares and per-share amounts for 2001 and 2000 have been restated to reflect the stock split.