Form 10QSB
period 2002-06-30
BUSINESS TO BUSINESS INC
filed 2002-08-19
CIK 1101092

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended:  June 30, 2002
                                                      ----------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

                        For the transition period from to

                        Commission file number 000-28533

                   Premium Financial Services & Leasing, Inc.
--------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

                     Wyoming                               86-0970133
--------------------------------------------------------------------------------
             (State or other jurisdiction                (IRS Employer
         of incorporation or organization)             Identification No.)

           9229 Delegates Row, Suite 130, Indianapolis, Indiana 46240
 -------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (317) 575-1800

                            Issuer's telephone number

  Business to Business, Inc., 11601 East Lusitano Place, Tucson, Arizona, 85748
 ------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 30, 2002 5,060,000


         Transitional  Small Business  Disclosure Format (check one). Yes ; No X

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                         INDEPENDENT ACCOUNTANT'S REPORT

Premium Financial Services & Leasing, Inc.
(Formerly Business to Business)

        We have reviewed the accompanying balance sheets of Premium Financial Services & Leasing, Inc. (Formerly Business to Business) as of June 30, 2002 and December 31, 2001 and the related statements of operations for the three and six month periods ended June 30, 2002 and 2001 and cash flows for the six month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

                                                   Respectfully submitted

                                                   /S/ ROBISON, HILL & CO.
                                                   Certified Public Accountants

Salt Lake City, Utah
August 19, 2002

                   PREMIUM FINANCIAL SERVICES & LEASING, INC.
                         (Formerly Business to Business)
                                 BALANCE SHEETS

                                                                 (Unaudited)
                                                                  June 30,       December 31,
                                                                    2002             2001
                                                               ---------------  --------------
ASSETS
Current Assets:
Cash and Cash Equivalents                                      $        45,513  $       33,030
Fixed Assets:
Computer and Office Equipment                                           26,767          26,767
Less Accumulated Depreciation                                           (7,137)         (4,461)
                                                               ---------------  --------------

                                                                        19,630          22,306
                                                               ---------------  --------------

Other assets - deposits                                                      -          75,000
                                                               ---------------  --------------

     TOTAL ASSETS                                              $        65,143  $      130,336
                                                               ===============  ==============

LIABILITIES
Current Liabilities:
Accounts Payable                                               $        10,351  $        2,932
Accrued Expenses                                                         1,994             151
Line of Credit                                                           9,887               -
Current portion of lease obligations                                     3,792           4,071
Related Party Loans - Current                                           94,359          85,943
                                                               ---------------  --------------

     Total Current Liabilities                                         120,383          93,097
                                                               ---------------  --------------

Non-Current Liabilities:
Convertible Debentures                                                  50,381               -
Long-Term Debt - lease obligations                                       1,272           7,045
                                                               ---------------  --------------

     Total Liabilities                                                 172,036         100,142
                                                               ---------------  --------------

                   PREMIUM FINANCIAL SERVICES & LEASING, INC.
                         (Formerly Business to Business)
                                 BALANCE SHEETS
                                   (Continued)

                                                                 (Unaudited)
                                                                  June 30,       December 31,
                                                                    2002             2001
                                                               ---------------  --------------
STOCKHOLDERS EQUITY
Common Stock, Par Value $.001
     Authorized 100,000,000 shares, Issued
     5,060,000 and 100 at June 30, 2002 and December 31, 2001  $         5,060  $            -
Additional Paid in Capital                                              29,844          11,443
Retained Earnings (Deficit)                                           (141,797)         18,751
                                                               ---------------  --------------

     Total Stockholders' Equity                                       (106,893)         30,194
                                                               ---------------  --------------

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                                          $        65,143  $      130,336
                                                               ===============  ==============


















                 See accompanying notes and accountants' report.

                   PREMIUM FINANCIAL SERVICES & LEASING, INC.
                         (Formerly Business to Business)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                For the Three Months Ended        For the Six Months Ended
                                         June 30,                         June 30,
                              -------------------------------  ------------------------------
                                   2002            2001             2002            2001
                              --------------- ---------------  --------------  --------------

REVENUES
Sales commissions             $        78,875 $       129,464  $      130,009  $      270,692
                              --------------- ---------------  --------------  --------------

EXPENSES
   Selling & Marketing                 47,806          85,712          86,403         158,058
   General & Administrative            77,925          39,250         126,456          88,139
                              --------------- ---------------  --------------  --------------

Net Income from Operations            (46,856)          4,502         (82,850)         24,495
                              --------------- ---------------  --------------  --------------

Other Income (Expense)
   Interest Income (Expense)           (9,091)              -          (9,237)              -
                              --------------- ---------------  --------------  --------------

NET INCOME (LOSS)             $       (55,947)$         4,502  $      (92,087) $       24,495
                              =============== ===============  ==============  ==============

Earnings Per Share            $        (0.02) $         45.02  $       (0.05)  $       244.95
                              =============== ===============  ==============  ==============



















                       See accompanying notes and accountants' report.

                   PREMIUM FINANCIAL SERVICES & LEASING, INC.
                         (Formerly Business to Business)
                            STATEMENTS OF CASH FLOWS

                                                                For the Six Months Ended
                                                                        June 30,
                                                            --------------------------------
                                                                 2002              2001
                                                            ---------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                        $       (92,087)  $       24,495

Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
   Depreciation                                                       2,676                -

Changes in Operating Assets and Liabilities:
    Increase (Decrease) in Accounts Payable                           5,634            3,618
    Increase (Decrease) in Accrued Expenses                          10,640              160
    Increase (Decrease) in Line of Credit                             9,887
                                                            ---------------   --------------
Net Cash Provided by (Used in) Operating Activities                 (63,250)          28,273
                                                            ---------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of Equipment                                                 -          (26,022)
    Deposit                                                               -                -
                                                            ---------------   --------------
Net Cash Used by Investing Activities                                     -          (26,022)
                                                            ---------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Convertible Debentures                              50,000                -
   Issuance of Common Stock for Cash                                 30,000
   Proceeds Long-Term Debt                                                -           13,744
   AAA Distributions                                                      -          (13,794)
   Principle Payments on Long-term Debt                              (4,267)               -
                                                            ---------------   --------------
Net Cash Provided by (Used in) Financing Activities                  75,733              (50)
                                                            ---------------   --------------

Net (Decrease) Increase in Cash and Cash Equivalents                 12,483            2,201
Cash and Cash Equivalents at Beginning of Period                     33,030           25,000
                                                            ---------------   --------------
Cash and Cash Equivalents at End of Period                  $        45,513   $       27,201
                                                            ===============   ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                  $           439   $            -
                                                            ---------------   --------------
  Franchise and income taxes                                $             -   $            -
                                                            ---------------   --------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING

ACTIVITIES:
   None

                        See accompanying notes and accountants' report.

                   PREMIUM FINANCIAL SERVICES & LEASING, INC.
                         (Formerly Business to Business)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        This summary of accounting policies for Premium Financial Services & Leasing, Inc. (Formerly Business to Business) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

        The unaudited financial statements as of June 30, 2002 and for the six month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

        The Company was incorporated under the laws of the State of Wyoming on July 11, 1997. The Company ceased all operating activities during the period from July 11, 1997 to October 20, 1999 and was considered dormant.

        On April 8, 2002, the Company entered into an acquisition agreement with Premium Financial Services & Leasing, Inc., wherein, Business to Business acquired Premium Financial Services & Leasing, Inc. in exchange for a controlling interest in its shares of Common Stock. Subsequently, Business to Business changed its name to Premium Financial Services & Leasing, Inc.

Nature of Business

        The Company is in the business of full service leasing that is focused on offering medium sized and small ticket-leasing programs to a national network of brokers, vendors and end users.

Cash and Cash Equivalents

        For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of six months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

                   PREMIUM FINANCIAL SERVICES & LEASING, INC.
                         (Formerly Business to Business)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Continued)

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

Depreciation

        Fixed assets are stated at cost. Depreciation is calculated primarily using the straight-line method over the estimated useful lives of the assets as follows:

                 Asset                        Rate
---------------------------------------  --------------
Computer Equipment                              5 years

        Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

Income Taxes

        For the year 2001, the Company has elected to be an "S-Corporation" and is not subject to income tax. Income is taxed directly to the shareholders.

Revenue recognition

        The Company's primary source of revenue is from acting as a lease broker. Revenue is recognized from the sale or assignment of sales-type or direct financing leases to third parties when the lease is funded by the purchaser.

Advertising Expense

        Advertising costs are expensed when the services are provided.

                   PREMIUM FINANCIAL SERVICES & LEASING, INC.
                         (Formerly Business to Business)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

Loss per Share

        The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                  Per-Share
                                                  Income           Shares           Amount
                                                  ------           ------           ------
                                                (Numerator)     (Denominator)

                                                  For the Three Months Ended June 30, 2002
BASIC LOSS PER SHARE
Loss to common shareholders                   $       (55,947)       2,760,000  $       (0.02)
                                              ===============  ===============  ==============

                                                  For the Three Months Ended June 30, 2001
BASIC LOSS PER SHARE
Loss to common shareholders                   $         4,502              100  $        45.02
                                              ===============  ===============  ==============

                                                   For the Six Months Ended June 30, 2002
BASIC LOSS PER SHARE
Loss to common shareholders                   $       (92,807)       1,880,000  $       (0.05)
                                              ===============  ===============  ==============

                                                   For the Six Months Ended June 30, 2001

BASIC LOSS PER SHARE
Loss to common shareholders                   $        24,495              100  $       244.95
                                              ===============  ===============  ==============

        The  effect  of   outstanding   common   stock   equivalents   would  be
anti-dilutive for June 30, 2002 and 2001 and are thus not considered.

Concentration of Credit Risk

        The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Reclassification

        Certain   reclassifications   have  been  made  in  the  2001  financial
statements to conform with the June 30, 2002 presentation.

                   PREMIUM FINANCIAL SERVICES & LEASING, INC.
                         (Formerly Business to Business)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Continued)

NOTE 2 - INCOME TAXES

        As of June 30, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $83,289 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEPOSITS

        Deposits as of March 31, 2002 and December 31, 2001, include a $75,000 deposit paid in contemplation of the May 21, 2002 purchase of Business to Business, Inc.

NOTE 4- LINE OF CREDIT

        The Company has a $50,000 line of credit through Farmers Bank at an interest rate of 7.25%. As of June 30, 2002, the Company owes $9,886 on this line of credit.

NOTE 5 -  RELATED PARTY PAYABLES

        On December 4, 2001, an officer loaned the Company $75,000. The Company shall repay $90,000 to the officer within 360 days of the date of the loan.

        Due to related party at December 31, 2001 and 2000 consists of the following:

                                            (Unaudited)
                                             June 30,                  December 31,
                                    --------------------------- --------------------------
                                        2002          2001          2001         2000
                                    ------------- ------------- ------------ -------------

Note payable to officer, unsecured  $      83,416             - $     75,000 $             -

Advances, unsecured, non-interest
bearing, due on demand                     10,943             -       10,943         5,943
                                    ------------- ------------- ------------ -------------

                                    $      94,359 $           - $     85,943 $       5,943
                                    ============= ============= ============ =============

                   PREMIUM FINANCIAL SERVICES & LEASING, INC.
                         (Formerly Business to Business)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Continued)

NOTE 6 - LONG TERM DEBT

        Long-term liabilities of the Company at December 31, 2001 and 2000 consists of the following:

                                               (Unaudited)
                                                 June 30,                 December 31,
                                        -------------------------- --------------------------
                                            2002         2001          2001         2000
                                        ------------ ------------- ------------ -------------
Lease Payable to Bank, Due 7/13/04,
Interest 7.65%, secured by computer     $      5,064 $      15,330 $     11,116 $      14,562
Less Current Portion                           3,792             -        4,071         3,772
                                        ------------ ------------- ------------ -------------

          Total Long-Term Liability     $      1,272 $      15,330 $      7,045 $      10,790
                                        ============ ============= ============ =============

NOTE 7- CONVERTIBLE DEBENTURES

        During 2002, the Company made an offering of 5,000 to 10,000 units that consist of a $100, 10% Convertible Debenture and common share purchase warrant. The debenture matures one year from closing, unless extended. The debentures will bear an annual interest rate of 10%, payable semi-annually, beginning six months from closing of the offering, payable in cash or common stock. The debenture will be convertible at the holder's option at any time prior to maturity at a conversion price of equal to 50% of the average trading price of Premium Financial Services & Leasing , Inc.'s shares over 20 consecutive trading days. As of the date of this report the Company's stock has not begun trading. As of June 30, 2002, the Company has $50,381, including accrued interest in convertible debentures.

NOTE 8 - CONTINGENCIES

        The Company at times will have agreements with a funding source to sell certain receivables with recourse. In the event of the customer's default the company must repurchase the receivables from the funding source. As of December 31, 2001 and 2000 the company is not contingently liable to such receivables sold with recourse.

        The Company is a defendant in a lawsuit. In the opinion of Company's management, the lawsuit will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

                   PREMIUM FINANCIAL SERVICES & LEASING, INC.
                         (Formerly Business to Business)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Continued)

NOTE 9 - LEASES

        The Company leases facilities and equipment under various capital and operating leases with expiration dates through 2006.

        The Company has entered into a lease agreement for its office facilities. The rental charges are approximately $1,400 per month. The lease expires in April 2006. On January 14, 2002 the Company entered into a sublease for additional office space. The rental charge ranges from $3,500 to $6,992 per month expiring November 30, 2004.

        Equipment capitalized under capital leases had fair market value of $16,342 as of June 30, 2000 (date of acquisition of the equipment and assumption of the related leases by the Company). Total rental expense for the Company for the years ended December 31, 2001 and 2000 was $19,885 and $17,077, respectively, including rent under month-to month leases.

        Net minimum rental commitments under all non-cancelable operating leases are as follows:

                                                  Capital         Operating
           Year Ending December 31,               Leases           Leases           Total
                                              ---------------  ---------------  --------------
                     2002                     $         4,755  $        59,038  $       63,793
                     2003                               4,755           88,343          93,098
                     2004                               2,379           98,947         101,326
                     2004                                   -           31,545          31,545
                     2005                                   -           16,800          16,800
                                              ---------------  ---------------  --------------

       Total minimum lease payments due                11,889          294,673         306,562
      Less amounts representing interest              (1,099)                -         (1,099)
                                              ---------------  ---------------  --------------
                                              $        10,790  $       294,673  $      305,463
                                              ===============  ===============  ==============

        The minimum future lease payments under these leases for the next five years are:

    Twelve Months
  Ended December 31,                           Real Property    Equipment
                                             ---------------  --------------
        2002                                 $        51,300  $       12,493
        2003                                          72,741          20,357
        2004                                          93,712           7,614
        2005                                          16,800          14,745
        2006                                          16,800               -
                                             ---------------  --------------
        Total minimum future lease payments  $       251,353  $       55,209
                                             ===============  ==============

                   PREMIUM FINANCIAL SERVICES & LEASING, INC.
                         (Formerly Business to Business)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Continued)

NOTE 9 - LEASES (Continued)

The leases generally provides that insurance, maintenance and tax expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

NOTE 10- COMMON STOCK TRANSACTIONS

        During the second quarter of 2002, 60,000 shares of common stock were issued for cash at $.50 per share.

NOTE 11- MERGER/ACQUISITION

        On May 21, 2002, the Company finalized a merger agreement with Premium Financial Services & Leasing, Inc. (Indiana). As a result, the Company acquired the business and operations of Premium Financial Services & Leasing, Inc. (Indiana), in exchange for the issuance of a controlling interest in Premium Financial Services & Leasing, Inc. (Wyoming) shares to the former shareholders of Premium Financial Services & Leasing, Inc. (Indiana). Under the Plan of Merger, 4,000,000 shares of Common Stock were issued to the former shareholder of Premium Financial Services & Leasing, Inc. (Indiana). To record the merger, additional paid in capital was reduced by $11,439 and retained earnings/deficit was reduced $68,461. In connection with this merger, the par value of the Common Stock changed from no par value to $.001. All references in the accompanying financial statements to the number of Common shares and per-share amounts for 2001 have been restated to reflect the change in par value.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        This  discussion   should  be  read  in  conjunction  with  Management's
Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

PLAN OF OPERATION

        The Company was organized under the laws of the state of Wyoming on July 11, 1997 under the name Business to Business, Inc. On April 8, 2002, the Company entered into an acquisition agreement with Premium Financial Services & Leasing, Inc. of Indiana to acquire Premium Financial and its assets and liabilities. Our shareholders approved the acquisition and we completed the Acquisition on May 21, 2002. Premium Financial was originally founded in September 1995 in Indiana. As a result of the Acquisition, we issued 4,000,0000 shares of our common stock to the shareholder of Premium Financial. On May 31, 2002 we filed articles of amendment to change our name to Premium Financial Services & Leasing, Inc. pursuant to the closing of the acquisition of Premium Financial.

        Prior to the acquisition we had no assets or business operations. We are engaged in the leasing and finance with a focus on offering medium sized and small ticket leasing programs to a national network of brokers, vendors and end users. Our financing solutions allow businesses the ability to acquire the capital needed to facilitate equipment acquisition, whether the equipment is new or used.

        Premium Financial Services & Leasing's primary objective is to provide its national network of banking institutions with exclusively tailored leasing clearinghouse services. To date, it has been able to facilitate lease-financing deals up to $10,000,000. Moreover, it has the ability to fund lease initiatives up to $75,000 without the need for financials or tax return documentation from the lessee. Premium Financial's specific strategy is to:

        o Attend to the special funding requirements that national lender's are currently unable to address towards small and medium sized businesses as well as start-up's.
        o Increase marketing efforts in the areas of direct mail campaigns, trade show arenas and local and national advertising.
        o       Capitalize and expand upon its national network.
        o       Provide leasing and financing products in all categories.
        o       Establish the top product development team in the business.
        o       Channel marketing investments towards awareness.
        o       Offer the best financing products to entry-level organizations.
        o       Create innovative and interactive financial service processes.
        o Take advantage of its abilities to deliver high volume and gross profit margins with minimal incurred costs in order to invigorate marketing directions.

        Premium Financial Services & Leasing's business plan projects expansion through acquisitions funded mostly with stock but requiring some cash expenses and consideration. Premium Financial Services & Leasing will need to raise additional funds through public or private debt or equity financing in order to:
        o take advantage of anticipated opportunities or acquisitions of complementary assets, technologies or businesses;
        o       develop new products; or
        o       respond to unanticipated competitive pressures.

        The future success of Premium Financial Services & Leasing depends in large part on its ability to manage any achieved growth in its business. For its business plan to succeed, Premium Financial Services & Leasing will need:

        o       to expand its business with new and current customers;
        o       to develop and offer successful new products and services;
        o       to retain key employees and hire new employees; and
        o to ensure that any future business that may be developed or acquired will perform in a satisfactory manner.

        These activities are expected to place a significant strain on the Company's resources. Also, Premium Financial Services & Leasing cannot guarantee that any of these will occur or that Premium Financial Services & Leasing will succeed in managing the results of any success in its business plan.

RESULTS OF OPERATIONS

        The Company had $78,875 and $130,009 in sales and sales revenues for the three and six months ended June 30, 2002 and $129,464 and $270,692 for the three and six months ended June 30, 2001. Revenues consisted primarily of fees collected for the management and sale of leasing agreements.

        The Company had $47,806 and $86,403 in selling and marketing expenses for the three and six months ended June 30, 2002 compared to $85,712 and 158,058 for the three and six months ended June 30, 2001. General and administrative expenses were $77,925 and $126,456 for the three and six months ended June 30, 2002 and $39,250 and $88,139 for the three and six months ended June 30,2001.

        The Company recorded net loss of ($55,947) and ($92,087) for the three and six months ended June 30, 2002 compared to income of $4,502 ad $24,495 for the same periods in 2001. The net loss in 2002 is partly attributable with the merger between Business to Business and Premium Financial Services and Leasing (Indiana).

CAPITAL RESOURCES AND LIQUIDITY

        At June 30, 2002, the Company had total current assets of $45,513 and total assets of $65,143 as compared to $33,030 current assets and $130,336 total assets at December 31, 2001. The Company had a net working capital deficit of $74,870 and $60,067 at June 30, 2002 and December 31, 2001.

        Net stockholders' equity (deficit) in the Company was ($106,893) and $30,194 as of June 30, 2002 and December 31, 2001.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

During the second quarter of 2002, 60,000 shares of common stock were issued for cash at $.50 per share.

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

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS

        The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:

        Exhibit No. Exhibit

        2.1     Acquisition  Agreement between  Registrant and Premium Financial
                (1)

        3       Articles of Incorporation (2)

        3.2     Bylaws (2)

        3.1     Amended Articles of Incorporation (2)

        99.1 Certification Pursuant to 18 U.S.C. SS 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

        99.2 Certification Pursuant to 18 U.S.C. SS 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)   Incorporated   herein  by  reference  from   Registrant's   Schedule  14C,
Registration Statement, dated May 2, 2002

(2)   Incorporated   herein  by  reference  from   Registrant's   Form  10SB12G,
Registration Statement, dated December 17, 1999

        * Filed within

        (b) Reports on Form 8-K.

        The Company filed a Current Report on May 21, 2002 for Items 1, 2 and 6 to provide information regarding change in control and acquisition of Premium Financial.




                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   Premium Financial Services & Leasing, Inc.

August 19, 2002                             /s/ Michael Gooch
                                            -----------------------
                                            Michael Gooch
                                            President, CEO and Director
                                            (Principal Executive Officer)

August 19, 2002                             /s/ Dennis Kluzke

                                            Dennis Kluzke
                                            -----------------------
                                            CFO and Director
                                            (Principal Financial Officer)