Form 10QSB/A
period 2002-06-30
BUSINESS TO BUSINESS INC
filed 2002-08-23
CIK 1101092

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

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

                                 (317) 575-1800
                            Issuer's telephone number

  Business to Business, Inc., 11601 East Lusitano Place, Tucson, Arizona, 85748
 ------------------------------------------------------------------------------
  (Former name, address and former fiscal year, if changed since last report.)


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

NOTE 3 - DEPOSITS

        Deposits as of December 31, 2001, include a $75,000 deposit paid in contemplation of the May 21, 2002 purchase of Business to Business, Inc.

NOTE 4- LINE OF CREDIT

        The Company has a $50,000 line of credit through Farmers Bank at an interest rate of 7.25%. As of June 30, 2002, the Company owes $9,886 on this line of credit.

NOTE 5 -  RELATED PARTY PAYABLES

        On December 4, 2001, Michael Gooch, President, CEO and Director loaned the Company $75,000. The Company shall repay $90,000 to the officer within 360 days of the date of the loan. Additionally, the terms of the note provide that Mr. Gooch is to receive 75,000 common shares of Premium Financial in the event that Premium Financial's stock becomes publicly traded.

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
                                              ===============  ===============  ==============

        The minimum future lease payments under these leases for the next five years are:

    Twelve Months
  Ended December 31,
----------------------
                                              Real Property     Equipment
                                             ---------------  --------------
        2002                                 $        51,300  $       12,493
                      -----------------------
        2003                                          72,741          20,357
                      -----------------------
        2004                                          93,712           7,614
                      -----------------------
        2005                                          16,800          14,745
                      -----------------------
        2006                                          16,800               -
                      --------------------------------------  --------------
        Total minimum future lease payments  $       251,353  $       55,209
                                             ===============  ==============

                   PREMIUM FINANCIAL SERVICES & LEASING, INC.
                         (Formerly Business to Business)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Continued)

NOTE 9 - LEASES (Continued)
---------------

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

                   Premium Financial Services & Leasing, Inc.

August 23, 2002                             /s/ Michael Gooch
                                            -----------------------
                                            Michael Gooch
                                            President, CEO and Director
                                            (Principal Executive Officer)

August 23, 2002                             /s/ Dennis Kluzke
                                            -----------------------
                                            Dennis Kluzke
                                            CFO and Director
                                            (Principal Financial Officer)