Form 10QSB
period 2002-09-30
PREMIUM FINANCIAL SERVICES & LEASING INC
filed 2002-10-25
CIK 1101092

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2002
                                              ---------------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                        For the transition period from to
                        Commission file number 000-28533
                                               ----------

                   Premium Financial Services & Leasing, Inc.
                  --------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

           Wyoming                                               86-0970133
--------------------------------------------------------------------------------
   (State or other jurisdiction                                 (IRS Employer
 of incorporation or organization)                           Identification No.)

           9229 Delegates Row, Suite 130, Indianapolis, Indiana 46240
          ------------------------------------------------------------
                    (Address of principal executive offices)

                                 (317) 575-1800
                            Issuer's telephone number


         (Former name, former address and former fiscal year, if changed since last report.)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: September 30, 2002 5,000,000

         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I


Item 1.  Financial Statements


                         INDEPENDENT ACCOUNTANT'S REPORT


Premium Financial Services & Leasing, Inc.


         We have reviewed the accompanying balance sheets of Premium Financial Services & Leasing, Inc. as of September 30, 2002 and December 31, 2001 and the related statements of operations for the three and nine month periods ended September 30, 2002 and 2001 and cash flows for the nine month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

                                                    Respectfully submitted



                                                    /s/ ROBISON, HILL & CO.
                                                    Certified Public Accountants

Salt Lake City, Utah
October 22, 2002

                   PREMIUM FINANCIAL SERVICES & LEASING, INC.
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                               September 30,        December 31,
                                                                                    2002                2001
                                                                             ------------------  ------------------
ASSETS
Current Assets:
Cash and Cash Equivalents                                                    $            7,032  $           33,030

Fixed Assets:
Computer and Office Equipment                                                            26,767              26,767
Less Accumulated Depreciation                                                            (8,475)             (4,461)
                                                                             ------------------  ------------------

                                                                                         18,292              22,306
                                                                             ------------------  ------------------

Other assets - deposits                                                                       -              75,000
                                                                             ------------------  ------------------

     TOTAL ASSETS                                                            $           25,324  $          130,336
                                                                             ==================  ==================

LIABILITIES
Current Liabilities:
Accounts Payable                                                             $           15,033  $            2,932
Accrued Expenses                                                                              -                 151
Line of Credit                                                                           14,589                   -
Current portion of lease obligations                                                      3,792               4,071
Related Party Loans - Current                                                           113,753              85,943
                                                                             ------------------  ------------------

     Total Current Liabilities                                                          147,167              93,097
                                                                             ------------------  ------------------

Non-Current Liabilities:
Convertible Debentures                                                                   61,900                   -
Long-Term Debt - lease obligations                                                          875               7,045
                                                                             ------------------  ------------------

     Total Liabilities                                                                  209,942             100,142
                                                                             ------------------  ------------------

                   PREMIUM FINANCIAL SERVICES & LEASING, INC.
                                 BALANCE SHEETS
                                   (Unaudited)
                                   (Continued)

                                                                               September 30,        December 31,
                                                                                    2002                2001
                                                                             ------------------  ------------------
STOCKHOLDERS EQUITY
Common Stock, Par Value $.001
     Authorized 100,000,000 shares, Issued
     5,000,000 and 4,000,000 at September 30, 2002
     and December 31, 2001                                                   $            5,000  $            4,000
Retained Earnings (Deficit)                                                            (189,618)             26,194
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                        (184,618)             30,194
                                                                             ------------------  ------------------

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                                                        $           25,324  $          130,336
                                                                             ==================  ==================




















                 See accompanying notes and accountants' report.

                   PREMIUM FINANCIAL SERVICES & LEASING, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                          For the Three Months Ended              For the Nine Months Ended
                                                 September 30,                          September 30,
                                     -------------------------------------  --------------------------------------
                                           2002                2001                2002                2001
                                     -----------------  ------------------  ------------------  ------------------
REVENUES
Sales commissions                    $          73,558  $           70,927  $          203,567  $          341,619
                                     -----------------  ------------------  ------------------  ------------------

EXPENSES
   Selling & Marketing                          42,914              34,932             129,317             192,990
   General & Administrative                     72,428              38,744             198,884             126,882
                                     -----------------  ------------------  ------------------  ------------------

Net Income from Operations                     (41,784)             (2,749)           (124,634)             21,747
                                     -----------------  ------------------  ------------------  ------------------

Other Income (Expense)
   Interest Income (Expense)                    (5,940)                  -             (15,178)                  -
                                     -----------------  ------------------  ------------------  ------------------

NET INCOME (LOSS)                    $         (47,724) $           (2,749) $         (139,812) $           21,747
                                     =================  ==================  ==================  ==================

Earnings Per Share                   $          (0.01)  $                -  $           (0.06)  $             0.01
                                     =================  ==================  ==================  ==================


















                 See accompanying notes and accountants' report.

                   PREMIUM FINANCIAL SERVICES & LEASING, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                For the Nine Months Ended
                                                                                      September 30,
                                                                         ---------------------------------------
                                                                                2002                 2001
                                                                         -------------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                                     $          (139,812)  $          21,747

Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
   Depreciation                                                                        4,014                   -

Changes in Operating Assets and Liabilities:
    Increase (Decrease) in Accounts Payable                                           12,101               3,867
    Increase (Decrease) in Accrued Expenses                                           14,560               1,848
    Increase (Decrease) in Line of Credit                                             14,589                   -
                                                                         -------------------   -----------------
Net Cash Provided by (Used in) Operating Activities                                  (94,548)             27,462
                                                                         -------------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of Equipment                                                                  -             (26,547)
                                                                         -------------------   -----------------
Net Cash Used by Investing Activities                                                      -             (26,547)
                                                                         -------------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Convertible Debentures                                               60,000                   -
   Proceeds from Related Party Loans                                                  30,000                   -
   Proceeds Long-Term Debt                                                                 -              12,952
   AAA Distributions                                                                       -             (24,696)
   Payments on Long-term Debt                                                         (6,450)                  -
   Payments on Related Party Loans                                                   (15,000)                  -
                                                                         -------------------   -----------------
Net Cash Provided by (Used in) Financing Activities                                   68,550             (11,744)
                                                                         -------------------   -----------------

Net (Decrease) Increase in Cash and Cash Equivalents                                 (25,998)            (10,829)
Cash and Cash Equivalents at Beginning of Period                                      33,030              25,000
                                                                         -------------------   -----------------
Cash and Cash Equivalents at End of Period                               $             7,032   $          14,171
                                                                         ===================   =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                               $            12,343   $               -
                                                                         -------------------   -----------------
  Franchise and income taxes                                             $                 -   $               -
                                                                         -------------------   -----------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
   None

                 See accompanying notes and accountants' report.

                   PREMIUM FINANCIAL SERVICES & LEASING, INC.
                         NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Premium Financial Services & Leasing, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

         The unaudited financial statements as of September 30, 2002 and for the nine month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                   PREMIUM FINANCIAL SERVICES & LEASING, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Continued)
                                   (Unaudited)

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

Depreciation

         Fixed assets are stated at cost. Depreciation is calculated primarily using the straight-line method over the estimated useful lives of the assets as follows:


                     Asset                              Rate
------------------------------------------------  -----------------
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

                   PREMIUM FINANCIAL SERVICES & LEASING, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Continued)
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                              ------              ------               ------
                                                           (Numerator)         (Denominator)

                                                               For the Three Months Ended September 30, 2002
Basic Loss per Share
Loss to common shareholders                             $          (47,724)           5,000,000  $           (0.01)
                                                        ==================  ===================  ==================

                                                               For the Three Months Ended September 30, 2001
Basic Loss per Share
Loss to common shareholders                             $           (2,749)           4,000,000  $                -
                                                        ==================  ===================  ==================

                                                               For the Nine Months Ended September 30, 2002
Basic Loss per Share
Loss to common shareholders                             $         (139,812)           2,420,800  $           (0.06)
                                                        ==================  ===================  ==================

                                                               For the Nine Months Ended September 30, 2001
Basic Earnings per Share
Income to common shareholders                           $           21,747            4,000,000  $             0.01
                                                        ==================  ===================  ==================

         The  effect  of   outstanding   common  stock   equivalents   would  be
anti-dilutive for September 30, 2002 and 2001 and are thus not considered.

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Reclassification

         Certain   reclassifications  have  been  made  in  the  2001  financial statements to conform with the September 30, 2002 presentation.

                   PREMIUM FINANCIAL SERVICES & LEASING, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Continued)
                                   (Unaudited)
NOTE 2 - INCOME TAXES

         As of September 30, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $189,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEPOSITS

         Deposits as of December 31, 2001, include a $75,000 deposit paid in contemplation of the May 21, 2002 purchase of Business to Business, Inc.

NOTE 4- LINE OF CREDIT

         The Company has a $50,000 line of credit through Farmers Bank at an interest rate of 7.25%. As of September 30, 2002, the Company owes $14,589 on this line of credit.

NOTE 5 -  RELATED PARTY PAYABLES

         On December 4, 2001, an officer loaned the Company $75,000. The Company shall repay $90,000 to the officer within 360 days of the date of the loan.

         On February 5, 2002, the father of the president of the Company, loaned the Company $30,000. Interest at the stated prime rate of 4.75% is being accrued.

         Due to related party at September 30, 2002 and December 31, 2001 consists of the following:

                                               (Unaudited)
                                              September 30,         December 31,
                                            ------------------    -----------------
                                                   2002                 2001
                                            ------------------    -----------------
Note payable to officer, unsecured          $           82,819    $          75,000
Note payable, related party                             30,934                    -
Advances, unsecured, non-interest
bearing, due on demand                                       -               10,943
                                            ------------------    -----------------

                                            $          113,753    $          85,943
                                            ==================    =================

                   PREMIUM FINANCIAL SERVICES & LEASING, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Continued)
                                   (Unaudited)

NOTE 6 - LONG TERM DEBT

         Long-term liabilities of the Company at September 30, 2002 and December 31, 2001 consists of the following:

                                                               (Unaudited)
                                                              September 30,        December 31,
                                                            -----------------    ----------------
                                                                  2002                 2001
                                                            -----------------    ----------------
Lease Payable to Bank, Due 7/13/04,
Interest 7.65%, secured by computer                         $           4,667    $         11,116

Less Current Portion                                                    3,792               4,071
                                                            -----------------    ----------------

          Total Long-Term Liability                         $             875    $          7,045
                                                            =================    ================

NOTE 7- CONVERTIBLE DEBENTURES

         During 2002, the Company made an offering of 5,000 to 10,000 units that consist of a $100, 10% Convertible Debenture and common share purchase warrant. The debenture matures one year from closing, unless extended. The debentures will bear an annual interest rate of 10%, payable semi-annually, beginning six months from closing of the offering, payable in cash or common stock. The debenture will be convertible at the holder's option at any time prior to maturity at a conversion price of equal to 50% of the average trading price of Premium Financial Services & Leasing , Inc.'s shares over 20 consecutive trading days. As of the date of this report the Company's stock has not begun trading. As of June 30, 2002, the Company has $61,900, including accrued interest in convertible debentures.

NOTE 8 - CONTINGENCIES

         The Company at times will have agreements with a funding source to sell certain receivables with recourse. In the event of the customer's default the company must repurchase the receivables from the funding source. As of September 30, 2002 and December 31, 2001 the company is not contingently liable to such receivables sold with recourse.

         The Company is a defendant in a lawsuit. In the opinion of Company's management, the lawsuit will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

                   PREMIUM FINANCIAL SERVICES & LEASING, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Continued)
                                   (Unaudited)

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

         Equipment capitalized under capital leases had fair market value of $16,342 as of June 30, 2000 (date of acquisition of the equipment and assumption of the related leases by the Company). Total rental expense was $25,500 and $8,415 for the nine months ended September 30, 2002 and 2001, respectively, including rent under month-to month leases.

         Net minimum rental commitments under all non-cancelable operating leases are as follows:

                                                             Capital             Operating
                Year Ending December 31,                      Leases              Leases               Total
                                                        ------------------  -------------------  ------------------
                          2002                          $            4,755  $            59,038  $           63,793
                          2003                                       4,755               88,343              93,098
                          2004                                       2,379               98,947             101,326
                          2004                                           -               31,545              31,545
                          2005                                           -               16,800              16,800
                                                        ------------------  -------------------  ------------------

            Total minimum lease payments due                        11,889              294,673             306,562
           Less amounts representing interest                      (1,099)                    -             (1,099)
                                                        ------------------  -------------------  ------------------
                                                        $           10,790  $           294,673  $          305,463
                                                        ==================  ===================  ==================

         The minimum future lease payments under these leases for the next five years are:

       Twelve Months
    Ended December 31,                                  Real Property          Equipment
-------------------------                             -------------------  ------------------

         2002                                         $            51,300  $           12,493
         2003                                                      72,741              20,357
         2004                                                      93,712               7,614
         2005                                                      16,800              14,745
         2006                                                      16,800                   -
                                                      -------------------  ------------------
         Total minimum future lease payments          $           251,353  $           55,209
                                                      ===================  ==================

                   PREMIUM FINANCIAL SERVICES & LEASING, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Continued)
                                   (Unaudited)


NOTE 9 - LEASES (Continued)

The leases generally provides that insurance, maintenance and tax expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

NOTE 10- MERGER / ACQUISITION

         On May 21, 2002, the Company finalized a merger agreement with Premium Financial Services & Leasing, Inc. (Indiana). As a result, the Company acquired the business and operations of Premium Financial Services & Leasing, Inc. (Indiana), in exchange for the issuance of a controlling interest in Premium Financial Services & Leasing, Inc. (Wyoming) shares to the former shareholder of Premium Financial Services & Leasing, Inc. (Indiana). Under the Plan of Merger, 4,000,000 shares of Common Stock were issued to the former shareholder of Premium Financial Services & Leasing, Inc. (Indiana), increasing the number of shares outstanding to 5,000,000. Merger expenses of $75,000 were recorded as a decease to retained earnings (deficit).

         The merger was recorded as a recapitalization. In connection with this recapitalization, the number of shares outstanding prior to the merger have been restated to their post merger equivalents (increased from 100 shares to 4,000,000) and the par value of the Common Stock changed from no par value to $.001. All references in the accompanying financial statements to the number of Common shares and per-share amounts for 2001 and 2000 have been restated to reflect the equivalent number of post merger shares.

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

Results of Operations

         The Company had $73,558 and $203,567 in sales and sales revenues for the three and nine months ended September 30, 2002 and $70,927 and $341,619 for the three and nine months ended September 30, 2001. Revenues consisted primarily of fees collected for the management and sale of leasing agreements.

         The Company had $42,914 and $129,317 in selling and marketing expenses for the three and nine months ended September 30, 2002 compared to $34,932 and $192,990 for the three and nine months ended September 30, 2001. General and administrative expenses were $72,428 and $198,884 for the three and nine months ended September 30, 2002 and $38,744 and $126,883 for the three and nine months ended September 30, 2001.

         The Company recorded a net loss of ($47,724) and ($139,812) for the three and nine months ended September 30, 2002 compared to (loss) income of ($2,749) and $21,747 for the same periods in 2001. The net loss in 2002 is partly attributable with the merger between Business to Business and Premium Financial Services and Leasing (Indiana).

Capital Resources and Liquidity

         At September 30, 2002, the Company had total current assets of $7,032 and total assets of $25,324 as compared to $33,030 current assets and $130,336 total assets at December 31, 2001. The Company had a net working capital deficit of $140,135 and $60,067 at September 30, 2002 and December 31, 2001.

         Net stockholders' equity (deficit) in the Company was ($184,618) and $30,194 as of September 30, 2002 and December 31, 2001.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

None/Not Applicable.

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

         None



                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Premium Financial Services & Leasing, Inc.


October 23, 2002                                  /s/ Michael Gooch
                                                  -----------------------
                                                  Michael Gooch
                                                  President, CEO and Director
                                                  (Principal Executive Officer)


October 23, 2002                                  /s/ Dennis Kluzke
                                                  -----------------------
                                                  Dennis Kluzke
                                                  CFO and Director
                                                  (Principal Financial Officer)

I,       Michael Gooch, certify that:

         1. I have reviewed this quarterly report on form 10-qsb of Premium Financial Services & Leasing, Inc.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

         A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and

         C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 23, 2002


/S/ Michael Gooch
President, CEO and Director
(Principal Executive Officer)

I,       Dennis Kluzke, certify that:

         1. I have reviewed this quarterly report on form 10-qsb of Premium Financial Services & Leasing, Inc.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

         A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and

         C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 23, 2002


/S/ Dennis Kluzke
CFO and Director
(Principal Financial Officer)